Form 10QSB
period 2007-01-31
PINEL BAY CORP
filed 2007-02-22
CIK 1372099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: January 31, 2007 Commission File Number 000-52204

PINEL BAY CORPORATION
(Exact name of registrant as specified in its charter)

 COLORADO 84-1380873
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18E, Loveland, Color 80537
(Address of principal executive offices)     (Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X      No []

Number of shares of common stock outstanding as of February 16, 2007: 1,020,000 shares

Transitional Small Business Format:   Yes[]   No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes X No []

PINEL BAY CORPORATION
(A Development Stage Company)

PINEL BAY CORPORATION
(A Development Stage Company)
Balance Sheet
(Unaudited)

January 31, 2007

Assets
Cash	$3,472

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$750
Total liabilities	750

Shareholders’ equity (Notes 2 and 3):
Preferred stock, no par value; 5,000,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, no par value; 50,000,000 shares authorized,
1,020,000 shares issued and outstanding	9,600
Additional paid-in capital	700
Deficit accumulated during development stage	(6,778)
Accumulated deficit	(800)
Total shareholder’s equity	2,722

Total liabilities and shareholder’s equity	$3,472

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

		July 6,
		2006
	For The Six	(Inception)
	Months Ended	Through
	January 31,	January 31,
	2007	2007
Operating expenses:
Professional fees	$3,003	$6,003
Contributed rent, related party (Note 2)	600	700
Other	—	75
Total operating expenses	3,603	6,778

Loss before income taxes	(3,603)	(6,778)

Income tax provision (Note 4)	—	—

Net loss	$(3,603)	$(6,778)

Basic and diluted loss per share	$(0.00)

Basic and diluted weighted average
common shares outstanding	1,020,000

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in	Development	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit	Total
Balance at July 6, 2006 (inception)
(Note 1)	—	$—	800,000	$800	$—	$—	(800)	$—

July 2006, common shares sold in
private placement offering ($.04 per share)
(Note 3)	—	—	200,000	8,000	—	—	—	8,000
Office space contributed by an officer (Note 2)	—	—	—	—	100	—	—	100
Net loss, period ended July 31, 2006	—	—	—	—	—	(3,175)	—	(3,175)

Balance at July 31, 2006	—	—	1,000,000	8,800	100	(3,175)	(800)	4,925

August 2006, common shares sold in
private placement offering ($.04 per share)
(Note 3)	—	—	20,000	800	—	—	—	800
Office space contributed by an officer (Note 2)	—	—	—	—	600	—	—	600
Net loss, six months ended January 31, 2007	—	—	—	—	—	(3,603)	—	(3,603)

Balance at January 31, 2007	—	$—	1,020,000	$9,600	$700	$(6,778)	(800)	$2,722

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

		July 6,
		2006
	For The Six	(Inception)
	Months Ended	Through
	January 31,	January 31,
	2007	2007
Cash flows from operating activities:
Net loss	$(3,603)	$(5,220)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed rent (Note 2)	600	700
Changes in operating assets and liabilities:
Accrued liabilities	(2,325)	750
Net cash used in
operating activities	(5,328)	(3,770)

Cash flows from financing activities:
Proceeds from common stock sales (Note 3)	800	8,800
Net cash provided by
financing activities	800	8,800

Net change in cash	(4,528)	5,030

Cash, beginning of period	8,000	—

Cash, end of period	$3,472	$5,030

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three and six months ended January 31, 2007 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. As of January 31, 2007, the Company has devoted substantially all of its efforts to financial planning and raising capital.

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

PINEL BAY CORPORATION
(A Development Stage Company)

Notes to Condensed, Unaudited Financial Statements

Note 3: Shareholders’ Equity

During July and August 2006, the Company offered for sale 500,000 shares at of its common stock at a price of $0.04 per share. As of January 31, 2007, the Company had sold 220,000 shares for proceeds of $8,800. The offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company’s officer and director.

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

Part 2.  Other Information

Item 1 - Legal Information.

No response required.

Item 2 - Changes in Securities.

During July and August 2006, the Company offered for sale 500,000 shares at of its common stock at a price of $0.04 per share. As of January 31, 2007, the Company had sold 220,000 shares for proceeds of $8,800. The offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company’s officer and director.

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

PINEL BAY CORPORATION (Registrant)

Date: February 22, 2007	By:	/s/ James B. Wiegand
James B. Wiegand President