Form 10KSB
period 2007-07-31
PINEL BAY CORP
filed 2007-10-17
CIK 1372099

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF1934
For the fiscal year ended July 31, 2007

Commission file number: 000-52204

[  ]              TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF1934

PINEL BAY CORPORATION
(Name of small business issuer in its charter)

COLORADO
(State or Other Jurisdiction of Incorporation or Organization)

84-1380873
 (I.R.S. Employer Identification No.)

16200 WCR 18E, Loveland, Colorado	80537
(Address of Principal Executive Office)	(Zip Code)

Issuer's telephone number: 970-635-0346

Securities Registered Under Section 12(b) of the Act: None

Securities Registered Under Section 12(g) of the Act:

Common Stock, No Par Value
(Title of Class)

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]        No

Check if there is no disclosure of delinquent  filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure  will be contained,  to the  best  of  registrant's   knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part III of this Form  10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: None.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  [X]         No [ ]

The  aggregate  market value of the voting stock held by  non-affiliates  shares (220,000 of $.01 par value Common  Stock) was $0 as of July 31, 2007.  The stock price  for  computation  purposes  was  $-0-,  based on the fact  that  there is presently no Market for the Company's securities.  This value is not intended to be a  representation  as to the  value or worth of the Registrant's  shares  of Common Stock. The number of shares of  non-affiliates of the Registrant has been calculated by subtracting  shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares  outstanding  of the  Registrant's  Common  Stock as of the latest practicable date, July 31, 2007 was 1,020,000 shares.

INDEX TO ANNUAL REPORT
ON FORM 10-KSB

PART I

The matters  addressed in this report on Form 10-KSB,  with the exception of the historical information presented,  contain forward-looking  statements involving risks and  uncertainties.  The Company's actual results could differ  materially from  those  anticipated  in these  forward-looking  statements  as a result  of certain  factors,  including  those  factors  set  forth in the  Description  of Business section (Item 1) and elsewhere in this report.

Item 1. DESCRIPTION OF BUSINESS

(a)  History of the Company

Pinel Bay Corporation (the "Company" or the "Registrant"), is a Colorado corporation. Our principal business address is 16200 WCR 18E,  Loveland,  Colorado 80537. Our phone number is 970-635-0346. We were  organized  under the laws of the State of  Colorado on October 28, 1996 to engage in any lawful corporate  undertaking,  including  selected  mergers  and acquisitions. We remained inactive through July 6, 2006.

Our only  activity to date has been to attempt to locate and  negotiate  with a business entity for the merger of that target company into our Company.

(b)  Current Operations

Our  current  operations  consist  solely  of  seeking  merger  or  acquisition candidates.

We will attempt to locate and negotiate with a business entity for the merger of that target company into the Company or a wholly owned subsidiary of the Company formed for the purpose of such a merger. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute  assets to the Company  rather than merge.  No assurances can be given that the Company will be  successful in locating or  negotiating  a  transaction  with any target company.

We have attempted to provide a method for a foreign or domestic private company to become a reporting  ("public")  company  whose  securities  are qualified for trading in the United States secondary market.

We believe there are certain perceived benefits to being a reporting company with a class of publicly-traded securities.  These benefits are commonly thought to include the following:

*    the ability to use registered securities to acquire assets or businesses;

*     increased visibility in the marketplace;

*    ease of borrowing from financial institutions;

*    improved stock trading efficiency;

*    shareholder liquidity;

*    greater ease in subsequently raising capital;

*    compensation of key employees through stock options;

*    enhanced corporate image;

*    a presence in the United States capital market.

Target  companies  interested  in a business  combination  with the  Company may include the following:

*    a company for whom a primary  purpose of becoming  public is the use of its securities for the acquisition of other assets or businesses;

*    a company which is unable to find an  underwriter  of its  securities or is unable to find an underwriter of securities on terms acceptable to it;

*    a company  which  desires to become public with less dilution of its common stock than would occur upon an underwriting;

*    a company which believes that it will be able to obtain investment  capital on more favorable terms after it has become public;

*    a foreign  company  which may wish an initial  entry into the United States securities market;

*    a special situation  company,  such as a company seeking a public market to satisfy  redemption  requirements  under a qualified  Employee Stock Option Plan;

*    a company seeking one or more of the other mentioned  perceived benefits of becoming a public company.

A business  combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company,  and the election by the target  business of its own  management and board of directors.

The proposed  business  activities  described  herein  classify the Company as a "blank check"  company.  The Securities and Exchange  Commission and many states have enacted statutes,  rules and regulations limiting the sale of securities of blank check companies. At the present time, there is no market for the Company's securities.

(c) Risks Related to the Plan of Operation

The  Company's  business  is subject to numerous  risk  factors,  including  the following:

WE HAVE NO RECENT OPERATING HISTORY, NO OPERATING REVENUES, AND WE HAVE MINIMAL ASSETS. The Company has had no operations nor any revenues or earnings from operations. The Company has only limited assets and financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

THE SPECULATIVE NATURE OF OUR PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination the success of the Company's operations may be dependent upon the management, operations, and financial condition of the target company, and numerous other factors beyond the Company's control.

THERE IS A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

WE HAVE NO AGREEMENT FOR ANY BUSINESS COMBINATION OR OTHER TRANSACTION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a business entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved to consider a business combination with it. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

OUR MANAGEMENT HAS ONLY A LIMITED TIME COMMITMENT TO THE COMPANY. Our resident has several business interests and will devote a limited amount of his time to the Company's business. While seeking a business combination, our president anticipates devoting up to ten hours per month to the business of the Company. The Company's president has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our president. Notwithstanding the combined limited experience and time commitment of our president, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

OUR SOLE OFFICER AND DIRECTOR MAY HAVE CONFLICTS OF INTEREST WITH THE BUSINESS OF OUR COMPANY. The Company's sole officer and director participates in other business ventures which may result in conflicts of interest and non- arms length transactions arising in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

BEING A REPORTING COMPANY COMPLICATES AND COULD DELAY AN ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires us to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

WE HAVE A LACK OF MARKET RESEARCH AND NO MARKETING ORGANIZATION. We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for the type of merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

CERTAIN REGULATIONS MAY APPLY TO OUR OPERATIONS. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have not obtained a formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. If we inadvertently violate such Act, we could be subjected to material adverse consequences.

THERE WILL BE A CHANGE IN MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our Management to sell or transfer all or a portion of the Company's common stock held by them, and to resign as directors and officers of the Company. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

THE PLAN OF OPERATION PROVIDES FOR SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS AS A RESULT OF A MERGER. Our plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in a reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

WE MAY NOT BE ABLE TO ENGAGE IN A TAX FREE ACQUISITION. We intend to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity. However, there can be no assurance that such a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non- qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on the parties to the transaction and therefore the transaction itself.

THE REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management of the Company will require any potential business combination entity to provide audited financial statements. One or more attractive prospects may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements.

Such audited financial statements may not be immediately available. In such case, the Company intends to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement will be provided after closing of such a transaction. Closing documents relative thereto will include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

(d) Plan of Operation

We intend to merge with or acquire a business entity in exchange for our securities. We have no particular acquisition in mind and have not entered into any negotiations regarding such an acquisition. We anticipate seeking out a target business through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Such persons will have no relationship to management.

We have no full time employees. The Company's president has agreed to allocate a portion of his time to the activities of the Company as a consultant. The president anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

The Company's president is currently involved with other companies which have a business purpose similar to that of the Company. A conflict may arise in the event that another blank check company with which management is affiliated is formed and actively seeks a target business. Management anticipates that target businesses will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies. It may be that a target business may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

The Articles of Incorporation of the Company provide that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

Our plan is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

The Company has, and will continue to have, only limited capital with which to provide the owners of business opportunities with any cash or other assets. However, we believe the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of the Company's president who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management will meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Exchange Act requires that any merger or acquisition candidate comply with all certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

We will in all likelihood not be experienced in matters relating to the business of a target company, and management will rely upon its own experience in accomplishing the business purposes of the Company. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

The Company will not restrict its search to any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain additional funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction.

MANNER OF ACQUISITION

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present Management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's president and director, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on that market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company may be at a competitive disadvantage compared to the Company's competitors.

Item 2. DESCRIPTION OF PROPERTY

The  Company  currently  occupies  offices in the home of its  president,  which location  also serves as offices for Amery  Coast  Corporation  as well as other companies.  From inception through June 2006,  affiliates  provided free office space to the Company,  on an as needed  basis. From  July 2006  through present  the president of the Company contributed office space valued at  $100 per month.

Item 3. LEGAL PROCEEDINGS

No legal  proceedings  to which the Company is a party were  pending  during the reporting  period,  and the Company knows of no legal  proceedings of a material nature,  pending or threatened,  or judgments  entered against the sole director and officer of the Company in his capacity as such.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The  Company  did not submit any matter to a vote of  security  holders  through solicitation of proxies or otherwise during the reporting period.

PART II

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Principal Market or Markets. The Company's stock has not traded and, at the present time, it has no trading symbol.

(b)  Approximate  Number of  Holders of Common  Stock.  The number of holders of record of the Company's Common Stock as of July 2007 was approximately 25 .

(c)  Dividends.  Holders of common stock are entitled to receive such  dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company  during the periods  reported  herein nor does the Company anticipate paying dividends in the foreseeable future.

(d)  Recent Sales of Unregistered Securities. NOT APPLICABLE

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-KSB including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results and the structure of transactions which may occur in the future could differ materially from those described in these forward-looking statements for many reasons, including those set forth in the risk factors included herein and for other reasons including the demands of the specific business entity with which the company may elect to engage in a transaction.

Plan of Operation

See Part I, Item 1., "Description of Business-Plan of Operation."

Liquidity and Capital Resources

At July 31, 2007, the Company's  fiscal year end, the Company had cash and cash equivalents  of $1,379,  reflecting  a decrease in cash of $6,621 from July 31,2006. While the Company has no foreseeable capital commitments,  it also has no present  expectations of generating any cash flow from operations  until such time  as  it  may  successfully   complete  the  acquisition  of  the  business, operations, or assets of an operating entity.

At present time, Management has plans to raise  additional  funds through the issuance of equity and subject to the success of Management’s plan, we believe  that our current  cash and  equivalents, supplemented with cash from sale of shares,  will satisfy our  expected working capital requirements through fiscal 2008.

Item 7. FINANCIAL STATEMENTS

The report of the independent  auditors on the financial  statements  appears at Page F-2 and the financial statements and their accompanying footnotes appear at Pages F-3 through F-9 hereof.  These financial statements and related financial information required to be filed hereunder are incorporated herein by reference.

Item 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

The  Company  did  not  have  any  disagreements  on  accounting  and  financial disclosures with its present accounting firm during the reporting period.

PINEL BAY CORPORATION
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at July 31, 2007	F-3

Statement of Operations for the year ended July 31, 2007, for the period from July 6, 2006 (inception) through July 31, 2006, and for the period
from July 6, 2006 (inception) through July 31, 2007	F-4

Statement of Changes in Shareholders' Deficit for the period from
July 6, 2006 (inception) through July 31, 2007	F-5

Statement of Cash Flows for the year ended July 31, 2007, for the period from July 6, 2006 (inception) through July 31, 2006, and for the period
from July 6, 2006 (inception) through July 31, 2007	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:
Pinel Bay Corporation

We have audited the balance sheet of Pinel Bay Corporation (a development stage company) as of July 31, 2007, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended July 31, 2007, the period from July 6, 2006 (inception) through July 31, 2006, and the period from July 6, 2006 (inception) through July 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinel Bay Corporation as of July 31, 2007, and the results of its operations and its cash flows for the year ended July 31, 2007, the period from July 6, 2006 (inception) through July 31, 2006, and the period from July 6, 2006 (inception) through July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered operating losses since inception and has a limited operating history, which raises a substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
October 2, 2007

PINEL BAY CORPORATION
(A Development Stage Company)
Balance Sheet

July 31, 2007

Assets
Cash	$1,379

Liabilities and Shareholders’ Deficit
Liabilities:
Accrued liabilities	$3,000
Total liabilities	3,000

Shareholders’ deficit (Notes 2 and 3):
Preferred stock, no par value; 5,000,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, no par value; 50,000,000 shares authorized,
1,020,000 shares issued and outstanding	9,600
Additional paid-in capital	1,300
Deficit accumulated during development stage	(12,521)
Total shareholders' deficit	(1,621)

Total liabilities and shareholders' deficit	$1,379

See accompanying notes to financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Statements of Operations

		July 6,	July 6,
		2006	2006
	For The	(Inception)	(Inception)
	Year Ended	Through	Through
	July 31,	July 31,	July 31,
	2007	2006	2007

Operating expenses:
Professional fees	$7,309	$3,000	$10,309
Contributed rent, related party (Note 2)	1,200	100	1,300
Other	37	75	112
Total operating expenses	8,546	3,175	11,721

Loss before income taxes	(8,546)	(3,175)	(11,721)

Income tax provision (Note 4)	—	—	—

Net loss	$(8,546)	$(3,175)	$(11,721)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average
common shares outstanding	1,020,000	1,000,000

See accompanying notes to financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at July 6, 2006 (inception) (Note 1)	—	$—	800,000	$800	$—	$(800)	$—

July 2006, common shares sold in private
placement offering ($.04 per share) (Note 3)	—	—	200,000	8,000	—	—	8,000
Office space contributed by an officer (Note 2)	—	—	—	—	100	—	100
Net loss, period ended July 31, 2006	—	—	—	—	—	(3,175)	(3,175)

Balance at July 31, 2006	—	—	1,000,000	8,800	100	(3,975)	4,925

August 2006, common shares sold in private
placement offering ($.04 per share) (Note 3)	—	—	20,000	800	—	—	800
Office space contributed by an officer (Note 2)	—	—	—	—	1,200	—	1,200
Net loss, year ended July 31, 2007	—	—	—	—	—	(8,546)	(8,546)

Balance at July 31, 2007	—	$—	1,020,000	$9,600	$1,300	$(12,521)	$(1,621)

See accompanying notes to financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Statements of Cash Flows

		July 6,	July 6,
		2006	2006
	For The	(Inception)	(Inception)
	Year Ended	Through	Through
	July 31,	July 31,	July 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(8,546)	$(3,175)	$(12,521)
Adjustments to reconcile net loss to net cash
used in operating activities:
Contributed rent (Note 2)	1,200	100	1,300
Changes in operating assets and liabilities:
Accrued liabilities	(75)	3,075	3,000
Net cash used in
operating activities	(7,421)	—	(8,221)

Cash flows from financing activities:
Proceeds from common stock sales (Note 3)	800	8,000	9,600
Net cash provided by
financing activities	800	8,000	9,600

Net change in cash	(6,621)	8,000	1,379

Cash, beginning of period	8,000	—	—

Cash, end of period	$1,379	$8,000	$1,379

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements

(1)	Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Basis of Presentation

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

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7 and is considered a “shell” or “blank check” company.  The Company has been in the development stage since inception and has no revenue-producing operations to date.  The Company’s business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

Development Stage

The Company is in the development stage in accordance with SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of July 31, 2007, the Company has devoted substantially all of its efforts to financial planning and a private placement offering of its common stock.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company is a development stage enterprise with losses since inception and a limited operating history.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  The Company intends to seek additional funding through equity offerings to fund its business plan.  There is no assurance that the Company will be successful in raising additional funds.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at July 31, 2007.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting.  Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Organization Costs

Costs related to the organization of the Company have been expensed as incurred.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At July 31, 2007, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

(2)         Related Party Transactions

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

(3)         Shareholders’ Equity

During July and August 2006, the Company offered for sale 500,000 shares at of its common stock at a price of $0.04 per share.  The Company sold 220,000 shares for proceeds of $8,800.  The offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended.  The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.  All sales were conducted through the Company’s officer and director.

(4)         Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The	July 6, 2006
	Year	(Inception)
	Ended	Through
	July 31, 2007	July 31, 2006

U.S. statutory federal rate, graduated	15.00%	15.00%
State income tax rate, net of federal	3.94%	3.94%
Contributed rent	-2.66%	-0.60%
Net operating loss (NOL) for which
no tax benefit is currently available	-16.28%	-18.34%
	0.00%	0.00%

At July 31, 2007, deferred tax assets consisted of a net tax asset of $1,973, due to operating loss carryforwards of $10,421, which was fully allowed for, in the valuation allowance of $1,973.  The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the periods ended July 31, 2007 and 2006 totaled $1,391 and $582, respectively.  The current tax benefit also totaled $1,391 for the year ended July 31, 2007.  The net operating loss carryforward expires through the year 2027.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.  At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Item 8A. CONTROLS AND PROCEDURES

(a)  Evaluation  of  disclosure  controls and  procedures.  Our Chief  Executive Officer and Principal Accounting Officer has evaluated the effectiveness of our  disclosure  controls and  procedures (as such term is defined in Rules 13a-15 and 15d-15 under the  Securities  Exchange  Act of 1934,  as amended (the  "Exchange  Act")) as of the end of the period  covered by this annual report (the "Evaluation Date"). Based upon such evaluation, the officer has concluded  that, as of the Evaluation  Date,  our  disclosure  controls and procedures  are  effective  in alerting  him on a timely  basis to material information relating to our Company (including our consolidated subsidiary) required  to be  included  in our  reports  filed or  submitted  under  the Exchange Act.

(b)  Changes in internal  controls  over  Financial  Reporting.  During the most recent  fiscal  year,  there have not been any  significant  changes in our internal  controls over financial  reporting or in other factors that could have materially  affected,  or are reasonably likely to materially  affect, our internal controls over financial reporting.

Item 8B. OTHER INFORMATION

     None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  Directors  and  Executive  Officers.  The Company has one director and officer as follows:

Name	Age	Position	Since
James B. Wiegand	60	Director and President	July 1996

 Mr.  Wiegand  is president of Amery Coast Corporation,  a financial consulting company. From 1975 until 1996 Mr.  Wiegand was  president  and  director of Solar  Energy  Research Corp., a publicly  traded company which he founded and took public.  Mr. Wiegand obtained  his  Bachelor  of  Science  Mechanical  Engineering  degree  from  the University of Denver in 1969.

Item 10. EXECUTIVE COMPENSATION

Mr.  Wiegand has not  directly  received  compensation  from the Company for his services.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following  table sets forth,  as of July 31, 2007, each person known by the Company to be the  beneficial  owner of five  percent or more of the  Company's Common Stock,  all directors  individually and all directors and officers of the Company as a group.  Except as noted, each person has sole voting and investment power with respect to the shares shown.

	Amount and Nature
Name and Address	of Beneficial	Percentage
of Beneficial Owner	Ownership	of Class

James B. Wiegand	800,000	78.4%
16200 WCR 18E
Loveland, CO 80537

All Executive Officers
and Directors as a
Group (1 Person)	800,000	78.4%

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James Wiegand provided free office space to the Company, on an as needed basis, from inception through June 2006.  Commencing in July 2006, James Wiegand began contributing office space to the Company.  The Company's Board of Directors has valued this contributed office space at approximately $100 per month, based on prevailing local market rates.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EX-31	Certification of CEO and CFO Pursuant to 18 U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002.

EX-32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Form 8-K

There were no reports filed on Form 8-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and audit-Related Fees

During the year ended July 31, 2007, the Company's principal  accountant billed $5,945 in fees that were  directly  associated  with the  preparation of annual audit reports and quarterly review reports.

Tax Fees

The Company's  principal  accountant  did not bill any tax fees during the years ended July 21, 2007.

All Other Fees

The Company's principal  accountant did not bill any other fees during the year ended July 31, 2007.

The officers and directors of  Pinel Bay Corporation have determined that the services provided by our Company's principal accountant, as referred to in the above paragraphs,  are compatible with maintaining the principal accountant's independence.

Audit Committee's Pre-Approval Policies and Procedures

Due to the fact that Pinel Bay Corporation has only one active officer and director,  the Company does not have an audit committee at this time.

Percentage of Hours Expended

All  hours  expended  on the  principal  accountant's  engagement  to audit  the registrant's   financial  statements  for  the  most  recent  fiscal  year  were attributable  to work  performed by persons that are the principal  accountant's full-time, permanent employees.

SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pinel Bay Corporation (Registrant)

Date: October 17, 2007	By:	/s/ James B. Wiegand
James B. Wiegand President