Form 10QSB
period 2007-10-31
PINEL BAY CORP
filed 2007-11-21
CIK 1372099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: October 31, 2007                                                Commission File Number 000-52204

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]        No [ ]

Number of shares of common stock outstanding as of November 19, 2007: 1,082,500 shares

Transitional Small Business Format:   Yes [ ]      No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  [X]        No [ ]

PINEL BAY CORPORATION
(A Development Stage Company)

PINEL BAY CORPORATION
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)

October 31, 2007

Assets
Cash	$370

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable	$547
Accrued liabilities	2,750
Total liabilities	3,297

Shareholders’ deficit (Notes 2 and 3):
Preferred stock, no par value; 5,000,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, no par value; 50,000,000 shares authorized,
1,020,000 shares issued and outstanding	9,600
Additional paid-in capital	1,600
Deficit accumulated during development stage	(14,127)
Total shareholders' deficit	(2,927)

Total liabilities and shareholders' deficit	$370

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			July 6,
			2006
			(Inception)
	For The Three Months Ended		Through
	October 31,		October 31,
	2007	2006	2007

Operating expenses:
Professional fees	$1,297	$1,745	$11,606
Contributed rent, related party (Note 2)	300	300	1,600
Other	9	—	121
Total operating expenses	1,606	2,045	13,327

Loss before income taxes	(1,606)	(2,045)	(13,327)

Income tax provision (Note 4)	—	—	—

Net loss	$(1,606)	$(2,045)	$(13,327)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	1,020,000	1,020,000

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at July 6, 2006 (inception) (Note 1)	—	$—	800,000	$800	$—	$(800)	$—

July 2006, common shares sold in private
placement offering ($.04 per share) (Note 3)	—	—	200,000	8,000	—	—	8,000
Office space contributed by an officer (Note 2)	—	—	—	—	100	—	100
Net loss, period ended July 31, 2006	—	—	—	—	—	(3,175)	(3,175)

Balance at July 31, 2006	—	—	1,000,000	8,800	100	(3,975)	4,925

August 2006, common shares sold in private
placement offering ($.04 per share) (Note 3)	—	—	20,000	800	—	—	800
Office space contributed by an officer (Note 2)	—	—	—	—	1,200	—	1,200
Net loss, year ended July 31, 2007	—	—	—	—	—	(8,546)	(8,546)

Balance at July 31, 2007	—	—	1,020,000	9,600	1,300	(12,521)	(1,621)

Office space contributed by an
an officer (Note 2) (unaudited)	—	—	—	—	300	—	300
Net loss, three months ended
October 31, 2007 (unaudited)	—	—	—	—	—	(1,606)	(1,606)

Balance at October 31, 2007 (Unaudited)	—	$—	1,020,000	$9,600	$1,600	$(14,127)	$(2,927)

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			July 6,
			2006
			(Inception)
	For The Three Months Ended		Through
	October 31,		October 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(1,606)	$(2,045)	$(14,127)
Adjustments to reconcile net loss to net cash
used in operating activities:
Contributed rent (Note 2)	300	300	1,600
Changes in operating assets and liabilities:
Accounts payable	547	—	547
Accrued liabilities	(250)	(2,325)	2,750
Net cash used in
operating activities	(1,009)	(4,070)	(9,230)

Cash flows from financing activities:
Proceeds from common stock sales (Note 3)	—	800	9,600
Net cash provided by
financing activities	—	800	9,600

Net change in cash	(1,009)	(3,270)	370

Cash, beginning of period	1,379	8,000	—

Cash, end of period	$370	$4,730	$370

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-KSB for the period ended July 31, 2007 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the three months ended October 31, 2007 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of October 31, 2007, the Company has devoted substantially all of its efforts to financial planning and raising capital.

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

PINEL BAY CORPORATION
(A Development Stage Company)

Notes to Condensed, Unaudited Financial Statements

Note 3:  Shareholders’ Equity

During July and August 2006, the Company offered for sale 500,000 shares of its common stock at a price of $0.04 per share.  As of October 31, 2007, the Company had sold 220,000 shares for proceeds of $8,800 (see Note 5).  The offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended.  The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.  All sales were conducted through the Company’s officer and director.

Note 4:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 5:  Subsequent Events

During November 2007, the Company sold 25,000 shares of its common stock to its president for $1,000, or $0.04 per share.

During November 2007, the Company sold 37,500 shares of its common stock to a shareholder for $1,500, or $0.04 per share.

Following the above stock issuances, the Company had sold 282,500 shares for proceeds of $11,300.  The offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended.  The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.  All sales were conducted through the Company’s officer and director.

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

Part 2. Other Information

Item 1 -  Legal Information.

No response required.

Item 2 -  Changes in Securities.

During November 2007, the Company sold 25,000 shares of its common stock to its president for $1,000, or $0.04 per share.

During November 2007, the Company sold 37,500 shares of its common stock to a shareholder for $1,500, or $0.04 per share.

Following the above stock issuances, the Company had sold 282,500 shares for proceeds of $11,300.  The offering was made in reliance on an exemption from registration of a trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended.  The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.  All sales were conducted through the Company’s officer and director.

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

PINEL BAY CORPORATION
                                                           (Registrant)

DATE:    November 21, 2007                                           BY: /s/ James B. Wiegand
        James B. Wiegand
        President