Form 10QSB
period 2008-01-31
PINEL BAY CORP
filed 2008-02-14
CIK 1372099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  January 31, 2008                                                    Commission File Number 000-52204

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]        No [ ]

Number of shares of common stock outstanding as of February 13, 2008: 1,121,175 shares

Transitional Small Business Format:   Yes [ ]      No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  [X]        No [ ]

PINEL BAY CORPORATION
(A Development Stage Company)

PINEL BAY CORPORATION
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)

January 31, 2008

Assets
Cash	$808

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$700
Total liabilities	700

Shareholders’ equity (Notes 2 and 3):
Preferred stock, no par value; 5,000,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, no par value; 50,000,000 shares authorized,
1,121,175 shares issued and outstanding	13,647
Additional paid-in capital	1,900
Deficit accumulated during development stage	(15,439)
Total shareholders' equity	108

Total liabilities and shareholders' equity	$808

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					July 6,
					2006
					(Inception)
	For The Three Months Ended		For The Six Months Ended		Through
	January 31,		January 31,		January 31,
	2008	2007	2008	2007	2008

Operating expenses:
Professional fees	$1,003	$1,258	$2,300	$3,003	$12,609
Contributed rent, related party (Note 2)	300	300	600	600	1,900
Other	9	—	18	—	130
Total operating expenses	1,312	1,558	2,918	3,603	14,639

Loss before income taxes	(1,312)	(1,558)	(2,918)	(3,603)	(14,639)

Income tax provision (Note 4)	—	—	—	—	—

Net loss	$(1,312)	$(1,558)	$(2,918)	$(3,603)	$(14,639)

Basic and diluted loss per share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	1,100,342	1,020,000	1,042,955	1,020,000

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Statement of Changes in Shareholders' Equity (Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at July 6, 2006 (inception) (Note 1)	—	$—	800,000	$800	$—	$(800)	$—

July 2006, common shares sold in private
placement offering ($.04 per share) (Note 3)	—	—	200,000	8,000	—	—	8,000
Office space contributed by an officer (Note 2)	—	—	—	—	100	—	100
Net loss, period ended July 31, 2006	—	—	—	—	—	(3,175)	(3,175)

Balance at July 31, 2006	—	—	1,000,000	8,800	100	(3,975)	4,925

August 2006, common shares sold in private
placement offering ($.04 per share) (Note 3)	—	—	20,000	800	—	—	800
Office space contributed by an officer (Note 2)	—	—	—	—	1,200	—	1,200
Net loss, year ended July 31, 2007	—	—	—	—	—	(8,546)	(8,546)

Balance at July 31, 2007	—	—	1,020,000	9,600	1,300	(12,521)	(1,621)

November 2007, common shares sold in private
placement offering ($.04 per share) (Note 3) (unaudited)	—	—	37,500	1,500	—	—	1,500
November 2007, common shares sold to Company's sole
officer and director ($.04 per share) (Note 2) (unaudited)	—	—	25,000	1,000	—	—	1,000
November 2007, common shares issued in exchange
for services ($.04 per share) (Note 3) (unaudited)	—	—	13,675	547	—	—	547
January 2008, common shares sold in private placement
offering ($.04 per share) (Note 3) (unaudited)	—	—	25,000	1,000	—	—	1,000
Office space contributed by an officer (Note 2)
(unaudited)	—	—	—	—	600	—	600
Net loss, six months ended
January 31, 2008 (unaudited)	—	—	—	—	—	(2,918)	(2,918)

Balance at January 31, 2008 (Unaudited)	—	$—	1,121,175	$13,647	$1,900	$(15,439)	$108

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			July 6,
			2006
			(Inception)
	For The Six Months Ended		Through
	January 31,		January 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(2,918)	$(3,603)	$(15,439)
Adjustments to reconcile net loss to net cash
used in operating activities:
Contributed rent (Note 2)	600	600	1,900
Stock issued in exchange for services (Note 3)	547	-	547
Changes in operating assets and liabilities:
Accrued liabilities	(2,300)	(2,325)	700
Net cash used in
operating activities	(4,071)	(5,328)	(12,292)

Cash flows from financing activities:
Proceeds from common stock sales (Note 3)	3,500	800	13,100
Net cash provided by
financing activities	3,500	800	13,100

Net change in cash	(571)	(4,528)	808

Cash, beginning of period	1,379	8,000	—

Cash, end of period	$808	$3,472	$808

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)

Notes to Condensed, Unaudited Financial Statements

Note 1:  Basis of Presentation

Pinel Bay Corporation (the “Company”) was initially incorporated on October 28, 1996 in the State of Colorado. During January 1997, the Company issued its president and sole director 800,000 shares of its no par value common stock in exchange for organization costs.  Following the stock issuance, the Company remained inactive through July 6, 2006.  Although the Company was incorporated on October 28, 1996, the accompanying financial statements report July 6, 2006 as the date of inception for accounting purposes, which was the date the Company commenced its development stage operating activities.

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-SB for the period ended July 31, 2007 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the six months ended January 31, 2008 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of January 31, 2008, the Company has devoted substantially all of its efforts to financial planning and raising capital.

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

Common Stock

During November 2007, the Company sold 25,000 shares of its common stock to its sole officer and director for $1,000, or $.04 per share.

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

PINEL BAY CORPORATION
(A Development Stage Company)

Notes to Condensed, Unaudited Financial Statements

Note 3:  Shareholders’ Equity

Since July 2007, the Company has offered for sale 500,000 shares of its common stock at a price of $0.04 per share.

During July and August 2006, the Company sold 220,000 shares for proceeds of $8,800.

During November 2007, the Company sold 37,500 shares for proceeds of $1,500.

During January 2008, the Company sold 25,000 shares for proceeds of $1,000.

The offering is made in reliance on an exemption from registration of trade in the United States under Section 4(2) of Regulation D of the United States Securities Act of 1933, as amended.  The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.  All sales were conducted through the Company’s officer and director.

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

Part 2. Other Information

Item 1 -  Legal Information.

No response required.

Item 2 -  Changes in Securities.

During November 2007, the Company sold 37,500 shares for proceeds of $1,500.

During January 2008, the Company sold 25,000 shares for proceeds of $1,000.

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

During November 2007, the Company sold 25,000 shares of its common stock to its sole officer and director for $1,000, or $.04 per share.

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

PINEL BAY CORPORATION (Registrant)

DATE: February 14, 2008	By:	/s/ James B. Wiegand
James B. Wiegand President