Form 10QSB
period 2008-04-30
PINEL BAY CORP
filed 2008-05-20
CIK 1372099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: April 30, 2008	Commission File Number 000-52204

PINEL BAY CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	84-1380873
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [X]            No []

Number of shares of common stock outstanding as of May 16, 2008: 1,133,675 shares

Transitional Small Business Format:   Yes  []      No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes   [X]            No []

PINEL BAY CORPORATION
(A Development Stage Company)

PINEL BAY CORPORATION
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)

April 30, 2008

Assets
Cash	$306

Liabilities and Shareholders’ Deficit
Liabilities:
Accrued liabilities	$700
Total liabilities	700

Shareholders’ deficit (Notes 2 and 3):
Preferred stock, no par value; 5,000,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, no par value; 50,000,000 shares authorized,
1,133,675 shares issued and outstanding	14,147
Additional paid-in capital	2,200
Deficit accumulated during development stage	(16,741)
Total shareholders' deficit	(394)

Total liabilities and shareholders' deficit	$306

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					July 6,
					2006
					(Inception)
	For The Three Months Ended		For The Nine Months Ended		Through
	April 30,		April 30,		April 30,
	2008	2007	2008	2007	2008

Operating expenses:
Professional fees	$993	$1,258	$3,293	$4,034	$13,602
Contributed rent, related party (Note 2)	300	300	900	900	2,200
Other	9	—	27	9	139
Total operating expenses	1,302	1,558	4,220	4,943	15,941

Loss before income taxes	(1,302)	(1,558)	(4,220)	(4,943)	(15,941)

Income tax provision (Note 4)	—	—	—	—	—

Net loss	$(1,302)	$(1,558)	$(4,220)	$(4,943)	$(15,941)

Basic and diluted loss per share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	1,133,675	1,020,000	1,042,955	1,020,000

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at July 6, 2006 (inception) (Note 1)	—	$—	800,000	$800	$—	$(800)	$—

July 2006, common shares sold in private
placement offering ($.04 per share) (Note 3)	—	—	200,000	8,000	—	—	8,000
Office space contributed by an officer (Note 2)	—	—	—	—	100	—	100
Net loss, period ended July 31, 2006	—	—	—	—	—	(3,175)	(3,175)

Balance at July 31, 2006	—	—	1,000,000	8,800	100	(3,975)	4,925

August 2006, common shares sold in private
placement offering ($.04 per share) (Note 3)	—	—	20,000	800	—	—	800
Office space contributed by an officer (Note 2)	—	—	—	—	1,200	—	1,200
Net loss, year ended July 31, 2007	—	—	—	—	—	(8,546)	(8,546)

Balance at July 31, 2007	—	—	1,020,000	9,600	1,300	(12,521)	(1,621)

November 2007, common shares sold in private
placement offering ($.04 per share) (Note 3) (unaudited)	—	—	37,500	1,500	—	—	1,500
November 2007, common shares sold to Company's sole
officer and director ($.04 per share) (Note 2) (unaudited)	—	—	25,000	1,000	—	—	1,000
November 2007, common shares issued in exchange
for services ($.04 per share) (Note 3) (unaudited)	—	—	13,675	547	—	—	547
January 2008, common shares sold in private placement
offering ($.04 per share) (Note 3) (unaudited)	—	—	25,000	1,000	—	—	1,000
March 2008, common shares sold to Company's sole
officer and director ($.04 per share) (Note 2) (unaudited)	—	—	12,500	500	—	—	500
Office space contributed by an officer (Note 2) (unaudited)	—	—	—	—	900	—	900
Net loss, nine months ended
April 30, 2008 (unaudited)	—	—	—	—	—	(4,220)	(4,220)

Balance at April 30, 2008 (Unaudited)	—	$—	1,133,675	$14,147	$2,200	$(16,741)	$(394)

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			July 6,
			2006
			(Inception)
	For The Nine Months Ended		Through
	April 30,		January 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(4,220)	$(4,943)	$(16,741)
Adjustments to reconcile net loss to net cash
used in operating activities:
Contributed rent (Note 2)	900	900	2,200
Stock issued in exchange for services (Note 3)	547	—	547
Changes in operating assets and liabilities:
Accrued liabilities	(2,300)	(2,325)	700
Net cash used in
operating activities.	(5,073)	(6,368)	(13,294)

Cash flows from financing activities:
Proceeds from common stock sales (Note 3).	4,000	800	13,600
Net cash provided by
financing activities	4,000	800	13,600

Net change in cash	(1,073)	(5,568)	306

Cash, beginning of period	1,379	8,000	—

Cash, end of period	$306	$2,432	$306

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the nine months ended April 30, 2008 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of April 30, 2008, the Company has devoted substantially all of its efforts to financial planning and raising capital.

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

Common Stock

During November 2007, the Company sold 25,000 shares of its common stock to its sole officer and director for $1,000, or $.04 per share.  In addition, during March 2008, the Company sold an additional 12,500 shares of its common stock to its sole officer and director for $500, or $.04 per share.

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

During November 2007, the Company issued 13,675 shares in exchange for services of $547.

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

The Company has no full-time employees, incurs nominal rent and administrative expenses of approximately $100 per month, and has no other recurring operational expenses except professional fees incurred as necessary.  The Company’s president devotes approximately ten hours per month, without compensation, to the affairs of the Company.  The Company is currently operating on working capital acquired through the sale of its common stock.  Should the Company not complete a business combination within the next three months, the Company plans to raise additional working capital through the sale of its common stock.  There is no assurance that the Company will be able to raise the capital needed to maintain its development stage operations.

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

During November 2007, the Company issued 13,675 shares in exchange for services of $547.

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

During March 2008, the Company sold 12,500 shares of its common stock to its sole officer and director for $500, or $.04 per share.

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

PINEL BAY CORPORATION (Registrant)

DATE: May 16 , 2008	By:	/s/ James B. Wiegand
James B. Wiegand President