Form 10-K
period 2008-07-31
PINEL BAY CORP
filed 2008-10-24
CIK 1372099

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal year ended July 31, 2008

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

Common Stock, No Par Value
(Title of Class)

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]        No

Check if there is no disclosure of delinquent  filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure  will be contained,  to the  best  of  registrant's   knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part III of this Form  10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for its most recent fiscal year: None.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  [X]         No [ ]

The  aggregate  market value of the voting stock held by  non-affiliates  shares (296,175 of $.01 par value Common  Stock) was $0 as of July 31, 2008.  The stock price  for  computation  purposes  was  $-0-,  based on the fact  that  there is presently no Market for the Company's securities.  This value is not intended to be a  representation  as to the  value or worth of the Registrant's  shares  of Common Stock. The number of shares of  non-affiliates of the Registrant has been calculated by subtracting  shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares  outstanding  of the  Registrant's  Common  Stock as of the latest practicable date, July 31, 2008 was 1,158,675 shares.

INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I

The matters  addressed in this report on Form 10-K,  with the exception of the historical information presented,  contain forward-looking  statements involving risks and  uncertainties.  The Company's actual results could differ  materially from  those  anticipated  in these  forward-looking  statements  as a result  of certain  factors,  including  those  factors  set  forth in the  Description  of Business section (Item 1) and elsewhere in this report.

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

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-K, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

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

(b)  Approximate  Number of  Holders of Common  Stock.  The number of holders of record of the Company's Common Stock as of July 2008 was approximately 25 .

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

(d)  Recent Sales of Unregistered Securities. NOT APPLICABLE

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results and the structure of transactions which may occur in the future could differ materially from those described in these forward-looking statements for many reasons, including those set forth in the risk factors included herein and for other reasons including the demands of the specific business entity with which the company may elect to engage in a transaction.

Plan of Operation

See Part I, Item 1., "Description of Business-Plan of Operation."

Liquidity and Capital Resources

At July 31, 2008, the Company's  fiscal year end, the Company had cash and cash equivalents  of $316,  reflecting  a decrease in cash of $1,063 from July 31,2007. While the Company has no foreseeable capital commitments,  it also has no present  expectations of generating any cash flow from operations  until such time  as  it  may  successfully   complete  the  acquisition  of  the  business, operations, or assets of an operating entity.

At present time, Management has plans to raise  additional  funds through the issuance of equity and subject to the success of Management’s plan, we believe  that our current  cash and  equivalents, supplemented with cash from sale of shares,  will satisfy our  expected working capital requirements through fiscal 2009.

Item 7. FINANCIAL STATEMENTS

The report of the independent  auditors on the financial  statements  appears at Page F-2 and the financial statements and their accompanying footnotes appear at Pages F-3 through F-9 hereof.  These financial statements and related financial information required to be filed hereunder are incorporated herein by reference.

PINEL BAY CORPORATION
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at July 31, 2008 and 2007	F-3

Statement of Operations for the years ended July 31, 2008 and 2007,
and for the period from July 6, 2006 (inception) through July 31, 2008	F-4

Statement of Changes in Shareholders' Deficit for the period from
July 6, 2006 (inception) through July 31, 2008	F-5

Statement of Cash Flows for the years ended July 31, 2008 and 2007,
and for the period from July 6, 2006 (inception) through July 31, 2008	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:
Pinel Bay Corporation

We have audited the balance sheets of Pinel Bay Corporation (a development stage company) as of July 31, 2008 and 2007, and the related statements of operations, changes in shareholders’ equity and cash flows for the years ended July 31, 2008 and 2007, and the period from July 6, 2006 (inception) through July 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinel Bay Corporation as of July 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended July 31, 2008 and 2007, and the period from July 6, 2006 (inception) through July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
October 13, 2008

PINEL BAY CORPORATION
(A Development Stage Company)

Balance Sheets

	July 31,
	2008	2007
Assets
Cash	$316	$1,379

Liabilities and Shareholders’ Deficit
Liabilities:
Accrued liabilities	$3,500	$3,000
Total liabilities	3,500	3,000

Shareholders’ deficit (Notes 2 and 3):
Preferred stock, no par value; 5,000,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized,
1,158,675 shares issued and outstanding	15,147	9,600
Additional paid-in capital	2,500	1,300
Deficit accumulated during development stage	(20,831)	(12,521)
Total shareholders' deficit	(3,184)	(1,621)

Total liabilities and shareholders' deficit	$316	$1,379

See accompanying notes to financial statements

PINEL BAY CORPORATION
(A Development Stage Company)

Statements of Operations

			July 6,
			2006
			(Inception)
	For The Year Ended		Through
	July 31,		July 31,
	2008	2007	2008

Operating expenses:
Professional fees	$7,074	$7,309	$17,383
Contributed rent, related party (Note 2)	1,200	1,200	2,500
Other	36	37	148
Total operating expenses	8,310	8,546	20,031

Loss before income taxes	(8,310)	(8,546)	(20,031)

Income tax provision (Note 4)	—	—	—

Net loss	$(8,310)	$(8,546)	$(20,031)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	1,076,287	1,020,000

See accompanying notes to financial statements

PINEL BAY CORPORATION
(A Development Stage Company)

Statement of Changes in Shareholders' Deficit

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at July 6, 2006 (inception) (Note 1)	—	$—	800,000	$800	$—	$(800)	$—

July 2006, common shares sold in private placement offering ($.04 per share) (Note 3)	—	—	200,000	8,000	—	—	8,000

Office space contributed by an officer (Note 2)	—	—	—	—	100	—	100
Net loss, period ended July 31, 2006	—	—	—	—	—	(3,175)	(3,175)

Balance at July 31, 2006	—	—	1,000,000	8,800	100	(3,975)	4,925

August 2006, common shares sold in private
placement offering ($.04 per share) (Note 3)	—	—	20,000	800	—	—	800
Office space contributed by an officer (Note 2)	—	—	—	—	1,200	—	1,200
Net loss, year ended July 31, 2007	—	—	—	—	—	(8,546)	(8,546)

Balance at July 31, 2007	—	—	1,020,000	9,600	1,300	(12,521)	(1,621)

November 2007, common shares sold in private
placement offering ($.04 per share) (Note 3)	—	—	37,500	1,500	—	—	1,500
November 2007, common shares sold to Company's sole
officer and director ($.04 per share) (Note 2)	—	—	25,000	1,000	—	—	1,000
November 2007, common shares issued in exchange
for services ($.04 per share) (Note 3)	—	—	13,675	547	—	—	547
January 2008, common shares sold in private placement
offering ($.04 per share) (Note 3)	—	—	25,000	1,000	—	—	1,000
March 2008, common shares sold to Company's sole
officer and director ($.04 per share) (Note 2)	—	—	12,500	500	—	—	500
June 2008, common shares sold to Company's sole
officer and director ($.04 per share) (Note 2)	—	—	25,000	1,000	—	—	1,000
Office space contributed by an officer (Note 2)	—	—	—	—	1,200	—	1,200
Net loss, year ended July 31, 2008	—	—	—	—	—	(8,310)	(8,310)

Balance at July 31, 2008	—	$—	1,158,675	$15,147	$2,500	$(20,831)	$(3,184)

See accompanying notes to financial statements

PINEL BAY CORPORATION
(A Development Stage Company)

Statements of Cash Flows

			July 6,
			2006
			(Inception)
	For The Year Ended		Through
	July 31,		July 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(8,310)	$(8,546)	$(20,831)
Adjustments to reconcile net loss to net cash
used in operating activities:
Contributed rent (Note 2)	1,200	1,200	2,500
Stock issued for services (Note 3)	547	—	547
Changes in operating assets and liabilities:
Accrued liabilities	500	(75)	3,500
Net cash used in
operating activities	(6,063)	(7,421)	(14,284)

Cash flows from financing activities:
Proceeds from common stock sales (Note 3)	5,000	800	14,600
Net cash provided by
financing activities	5,000	800	14,600

Net change in cash	(1,063)	(6,621)	316

Cash, beginning of period	1,379	8,000	—

Cash, end of period	$316	$1,379	$316

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

Development Stage

The Company is in the development stage in accordance with SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of July 31, 2008, the Company has devoted substantially all of its efforts to financial planning and a private placement offering of its common stock.

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

PINEL BAY CORPORATION
(A Development Stage Company)
Notes to Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at July 31, 2008 and 2007.

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

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At July 31, 2008 and 2007, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

(2)         Related Party Transactions

Common Stock

During November 2007, the Company sold 25,000 shares of its common stock to its sole officer and director for $1,000, or $.04 per share.

During March 2008, the Company sold 12,500 shares of its common stock to its sole officer and director for $500, or $.04 per share.

PINEL BAY CORPORATION
(A Development Stage Company)
Notes to Financial Statements

During June 2008, the Company sold 25,000 shares of its common stock to its sole officer and director for $1,000, or $.04 per share.

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

(3)         Shareholders’ Equity

Since July 2007, the Company has offered for sale 500,000 shares of its common stock at a price of $0.04 per share:

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

During November 2007, the Company issued 13,675 shares of its common stock in exchange for EDGAR printing services totaling $547, or $0.04 per share.

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

PINEL BAY CORPORATION
(A Development Stage Company)
Notes to Financial Statements

(4)         Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The Year Ended
	July 31,
	2008	2007

U.S. statutory federal rate, graduated	15.00%	15.00%
State income tax rate, net of federal	3.94%	3.94%
Contributed rent	-2.74%	-2.66%
Net operating loss (NOL) for which
no tax benefit is currently available	-16.20%	-16.28%
	0.00%	0.00%

At July 31, 2008, deferred tax assets consisted of a net tax asset of $3,319, due to operating loss carryforwards of $17,531, which was fully allowed for, in the valuation allowance of $3,319.  The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the periods ended July 31, 2008 and 2007 totaled $1,346 and $1,391, respectively.  The current tax benefit also totaled $1,346 for the year ended July 31, 2008.  The net operating loss carryforward expires through the year 2028.

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

Item 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our President and Chief Financial Officer. Based on that evaluation we concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. OTHER INFORMATION

     None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  Directors  and  Executive  Officers.  The Company has one director and officer as follows:

Name	Age	Position	Since
James B. Wiegand	61	Director and President	July 1996

Mr. Wiegand is President of Rosewind Corporation, operator of an offshore sailing school.  Rosewind's share are quoted on the OTCBB.  Mr. Wiegand is president of Amery Coast Corporation, a financial consulting company.  From 1975 until 1996.  Mr. Wiegand was president and director of Solar Energy Research Corp., a publicly traded company which he founded and took public. Mr. Wiegand obtained his Bachelor of Science Mechanical Engineering degree from the University of Denver in 1969.

Item 10. EXECUTIVE COMPENSATION

Mr. Wiegand has not directly received compensation from the Company for his services.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following  table sets forth,  as of July 31, 2008, each person known by the Company to be the  beneficial  owner of five  percent or more of the  Company's Common Stock,  all directors  individually and all directors and officers of the Company as a group.  Except as noted, each person has sole voting and investment power with respect to the shares shown.

	Amount and Nature
Name and Address	of Beneficial	Percentage
of Beneficial Owner	Ownership	of Class

James B. Wiegand	862,500	74.4%
16200 WCR 18E
Loveland, CO 80537

All Executive Officers
and Directors as a
Group (1 Person)	862,500	74.4%

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James Wiegand provided free office space to the Company, on an as needed basis, from inception through June 2009.  Commencing in July 2006, James Wiegand began contributing office space to the Company.  The Company's Board of Directors has valued this contributed office space at approximately $100 per month, based on prevailing local market rates.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EX-31	Certification of CEO and CFO Pursuant to Section 302

EX-32	Certification of CEO and CFO Pursuant to Section 906

     (b) Form 8-K

There were no reports filed on Form 8-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and audit-Related Fees

During the year ended July 31, 2008, the Company's principal  accountant billed $5,600 in fees that were  directly  associated  with the  preparation of annual audit reports and quarterly review reports.

Tax Fees

The Company's  principal  accountant  did not bill any tax fees during the years ended July 21, 2008.

All Other Fees

The Company's principal  accountant did not bill any other fees during the year ended July 31, 2008.

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

Pinel Bay Corporation (Registrant)

Date: October 24, 2008	By:	/s/ James B. Wiegand
James B. Wiegand President