Form 10-Q
period 2008-10-31
PINEL BAY CORP
filed 2008-12-03
CIK 1372099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: October 31, 2008	Commission File Number 000-52204

PINEL BAY CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	84-1380873
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     NO []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer,”and “smaller reporting company” in Rule 12(b) of the Exchange Act.any.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]     No []

As of December5, 2008, 1,258,675 shares of common stock, no par value of registrant were outstanding.

PINEL BAY CORPORATION

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements
PINEL BAY CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

	October 31,	July 31,
	2008	2008
	(Unaudited)	(Audited)

Assets
Cash.	$4,307	$316

Liabilities and Shareholders’ Deficit
Liabilities:
Accrued liabilities	$3,800	$3,500
Total liabilities	3,800	3,500

Shareholders’ deficit (Notes 2 and 3):
Preferred stock, no par value; 5,000,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized,
1,258,675 and 1,158,675 shares issued and outstanding,
respectively	19,147	15,147
Additional paid-in capital	2,800	2,500
Deficit accumulated during development stage	(21,440)	(20,831)
Total shareholders' deficit	507	(3,184)

Total liabilities and shareholders' deficit	$4,307	$316

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			July 6,
			2006
			(Inception)
	For The Three Months Ended		Through
	October 31,		October 31,
	2008	2007	2008

Operating expenses:
Professional fees	$300	$1,297	$17,683
Contributed rent, related party (Note 2)	300	300	2,800
Other	9	9	157
Total operating expenses	609	1,606	20,640

Loss before income taxes	(609)	(1,606)	(20,640)

Income tax provision (Note 4)	—	—	—

Net loss	$(609)	$(1,606)	$(20,640)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	1,175,342	1,020,000

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at July 6, 2006 (inception) (Note 1)	—	$—	800,000	$800	$—	$(800)	$—

July 2006, common shares sold in private placement offering ($.04 per share) (Note 3)	—	—	200,000	8,000	—	—	8,000
Office space contributed by an officer (Note 2)	—	—	—	—	100	—	100
Net loss, period ended July 31, 2006	—	—	—	—	—	(3,175)	(3,175)

Balance at July 31, 2006	—	—	1,000,000	8,800	100	(3,975)	4,925

August 2006, common shares sold in private
placement offering ($.04 per share) (Note 3)	—	—	20,000	800	—	—	800
Office space contributed by an officer (Note 2)	—	—	—	—	1,200	—	1,200
Net loss, year ended July 31, 2007	—	—	—	—	—	(8,546)	(8,546)

Balance at July 31, 2007	—	—	1,020,000	9,600	1,300	(12,521)	(1,621)

November 2007, common shares sold in private
placement offering ($.04 per share) (Note 3)	—	—	37,500	1,500	—	—	1,500
November 2007, common shares sold to Company's sole
officer and director ($.04 per share) (Note 2)	—	—	25,000	1,000	—	—	1,000
November 2007, common shares issued in exchange
for services ($.04 per share) (Note 3)	—	—	13,675	547	—	—	547
January 2008, common shares sold in private placement
offering ($.04 per share) (Note 3)	—	—	25,000	1,000	—	—	1,000
March 2008, common shares sold to Company's sole
officer and director ($.04 per share) (Note 2)	—	—	12,500	500	—	—	500
June 2008, common shares sold to Company's sole
officer and director ($.04 per share) (Note 2)	—	—	25,000	1,000	—	—	1,000
Office space contributed by an officer (Note 2)	—	—	—	—	1,200	—	1,200
Net loss, year ended July 31, 2008	—	—	—	—	—	(8,310)	(8,310)

Balance at July 31, 2008	—	—	1,158,675	15,147	2,500	(20,831)	(3,184)

October 2008, common shares sold in private placement
offering ($.04 per share) (Note 3) (unaudited)	—	—	100,000	4,000	—	—	4,000
Office space contributed by an officer (Note 2) (unaudited)	—	—	—	—	300	—	300
Net loss, three months ended October 31, 2008 (unaudited)	—	—	—	—	—	(609)	(609)

Balance at October 31, 2008 (unaudited)	—	$—	1,258,675	$19,147	$2,800	$(21,440)	$507

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			July 6,
			2006
			(Inception)
	For The Three Months Ended		Through
	October 31,		October 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(609)	$(1,606)	$(21,440)
Adjustments to reconcile net loss to net cash
used in operating activities:
Contributed rent (Note 2)	300	300	2,800
Stock issued in exchange for services (Note 3)	—	—	547
Changes in operating assets and liabilities:
Accounts payable	—	547	—
Accrued liabilities	300	(250)	3,800
Net cash used in
operating activities	(9)	(1,009)	(14,293)

Cash flows from financing activities:
Proceeds from common stock sales (Note 3)	4,000	—	18,600
Net cash provided by
financing activities	4,000	—	18,600

Net change in cash	3,991	(1,009)	4,307

Cash, beginning of period	316	1,379	—

Cash, end of period	$4,307	$370	$4,307

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-Q and the accounting policies in its Form 10-K for the period ended July 31, 2008 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the three months ended October 31, 2008 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of October 31, 2008, the Company has devoted substantially all of its efforts to financial planning and raising capital.

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

Note 3:  Shareholders’ Equity

Since July 2007, the Company has offered for sale 500,000 shares of its common stock at a price of $0.04 per share:

During October 2008, the Company sold 100,000 shares for proceeds of $4,000.

During January 2008, the Company sold 25,000 shares for proceeds of $1,000.

During November 2007, the Company sold 37,500 shares for proceeds of $1,500.

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

PINEL BAY CORPORATION
 (A Development Stage Company)

Part I. Item 2.  Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of Pinel Bay Corporation (the “Company”), which are included elsewhere in this Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-Q or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer, who is our principal executive officer and our principal financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.    OTHER INFORMATION

Item 1 -  Legal Information.

No response required.

Item 1A.  Risk Factors

The Company's business is subject to numerous risk factors, including the following:

WE HAVE NO OPERATING HISTORY, NO REVENUES, AND MINIMAL ASSETS.
The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

THE NATURE OF OUR PROPOSED OPERATIONS IS SPECULATIVE.
The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination the success of the Company's operations may be dependent upon the management, operations, and financial condition of the target company. These and numerous other factors are beyond the Company's control.

THERE IS A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS.
The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

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

OUR MANAGEMENT HAS ONLY A LIMITED TIME COMMITMENT TO THE COMPANY.
Our president has several business interests and will devote a limited amount of his time to the Company's business. While seeking a business combination, management anticipates devoting up to ten hours per month to the business of the Company. The Company's sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.
OUR SOLE OFFICER AND DIRECTOR MAY HAVE CONFLICTS OF INTEREST WITH THE BUSINESS OF OUR COMPANY.
The Company's officer and director participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

BEING A REPORTING COMPANY COMPLICATES AND COULD DELAY AN ACQUISITION.
Section 13 of the Securities Exchange Act of 1934 (the Exchange Act) requires us to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

WE WILL ONLY ENGAGE IN A SINGLE ACQUISITION.
The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company's activities will be limited to those engaged in by the business entity which the Company merges with or acquires. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with those operations.

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

THE VIEW OF THE SEC REGARDING RESALE OF CERTAIN SHARES MAY RESTRICT USE OF RULE 144.
On January 21, 2000 the SEC wrote to Mr. Ken Worm of the NASD to express the view that certain securities issued by a Blank Check Company must be registered prior to sale and therefore holders of certain securities issued by a Blank Check Company cannot resell in reliance upon Rule 144. We believe the "Worm Letter" may adversely effect the liquidity of shares the Company may issue in connection with a planned business combination. One or more attractive prospects may choose to forego the possibility of a business combination with the Company rather than incur the expense associated with registration of certain shares.

THERE WILL BE A CHANGE IN MANAGEMENT.
A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our Management to sell or transfer all or a portion of the Company's common stock held by them, and to resign as directors and officers of the Company. The resulting change in controlof the Company will likely result in removal of the present officer  and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

THE PLAN OF OPERATION PROVIDES FOR SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS AS A RESULT OF A MERGER.
Our plan of operation is based upon a business combination with a business entity which, in all likelihood, willresult in the Company issuing securities to  shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in a reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

WE MAY NOT BE ABLE TO ENGAGE IN A TAX FREE ACQUISITION.
We intend to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity. However, there can be no assurance that such a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on the parties to the transaction and therefore the transaction itself.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During November 2007, the Company sold 37,500 shares for proceeds of $1,500.

During November 2007, the Company issued 13,675 shares in exchange for services of $547.

During January 2008, the Company sold 25,000 shares for proceeds of $1,000.

During October 2008, the Company sold 100,000 shares for proceeds of $4,000.

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

PINEL BAY CORPORATION (Registrant)

DATE: December 3, 2008	By:	/s/ James B. Wiegand
James B. Wiegand President