Form 10-Q
period 2009-04-30
PINEL BAY CORP
filed 2009-06-05
CIK 1372099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: April 30, 2009	Commission File Number 000-52204

PINEL BAY CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	84-1380873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]            No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]    No []

Number of shares of common stock outstanding as of June 2, 2009: 1,299,825 shares

Transitional Small Business Format:   Yes [ ]       No  [X]

PINEL BAY CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

	April 30,	July 31,
	2009	2008
	(Unaudited)	(Audited)

Assets
Cash	$240	$316

Liabilities and Shareholders’ Deficit
Liabilities:
Accrued liabilities	$800	$3,500
Total liabilities	800	3,500

Shareholders’ deficit (Notes 2 and 3):
Preferred stock, no par value; 5,000,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized,
1,299,825 and 1,158,675 shares issued and outstanding,
respectively	20,793	15,147
Additional paid-in capital	3,400	2,500
Deficit accumulated during development stage	(24,753)	(20,831)
Total shareholders' deficit	(560)	(3,184)

Total liabilities and shareholders' deficit	$240	$316

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended		July 6, 2006 (Inception) Through
	April 30,		April 30,		April 30,
	2009	2008	2009	2008	2009

Operating expenses:
Professional fees	$1,093	$993	$2,995	$3,293	$20,378
Contributed rent, related party (Note 2)	300	300	900	900	3,400
Other	9	9	27	27	175
Total operating expenses	1,402	1,302	3,922	4,220	23,953

Loss before income taxes	(1,402)	(1,302)	(3,922)	(4,220)	(23,953)

Income tax provision (Note 4)	—	—	—	—	—

Net loss	$(1,402)	$(1,302)	$(3,922)	$(4,220)	$(23,953)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	1,272,888	1,133,675	1,223,577	1,042,955

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at July 6, 2006 (inception) (Note 1)	—	$—	800,000	$800	$—	$(800)	$—

July 2006, common shares sold in private
placement offering ($.04 per share) (Note 3)	—	—	200,000	8,000	—	—	8,000
Office space contributed by an officer (Note 2)	—	—	—	—	100	—	100
Net loss, period ended July 31, 2006	—	—	—	—	—	(3,175)	(3,175)

Balance at July 31, 2006	—	—	1,000,000	8,800	100	(3,975)	4,925

August 2006, common shares sold in private
placement offering ($.04 per share) (Note 3)	—	—	20,000	800	—	—	800
Office space contributed by an officer (Note 2)	—	—	—	—	1,200	—	1,200
Net loss, year ended July 31, 2007	—	—	—	—	—	(8,546)	(8,546)

Balance at July 31, 2007	—	—	1,020,000	9,600	1,300	(12,521)	(1,621)

November 2007, common shares sold in private
placement offering ($.04 per share) (Note 3)	—	—	37,500	1,500	—	—	1,500
November 2007, common shares sold to Company's sole
officer and director ($.04 per share) (Note 2)	—	—	25,000	1,000	—	—	1,000
November 2007, common shares issued in exchange
for services ($.04 per share) (Note 3)	—	—	13,675	547	—	—	547
January 2008, common shares sold in private placement
offering ($.04 per share) (Note 3)	—	—	25,000	1,000	—	—	1,000
March 2008, common shares sold to Company's sole
officer and director ($.04 per share) (Note 2)	—	—	12,500	500	—	—	500
June 2008, common shares sold to Company's sole
officer and director ($.04 per share) (Note 2)	—	—	25,000	1,000	—	—	1,000
Office space contributed by an officer (Note 2)	—	—	—	—	1,200	—	1,200
Net loss, year ended July 31, 2008	—	—	—	—	—	(8,310)	(8,310)

Balance at July 31, 2008	—	—	1,158,675	15,147	2,500	(20,831)	(3,184)

October 2008, common shares sold in private placement
offering ($.04 per share) (Note 3) (unaudited)	—	—	100,000	4,000	—	—	4,000
January 2009, common shares issued in exchange
for services ($.04 per share) (Note 3)	—	—	8,825	353	—	—	353
April 2009, common shares sold in private placement
offering ($.04 per share) (Note 3) (unaudited)	—	—	25,000	1,000	—	—	1,000
April 2009, common shares issued in exchange
for services ($.04 per share) (Note 3)	—	—	7,325	293	—	—	293
Office space contributed by an officer (Note 2) (unaudited)	—	—	—	—	900	—	900
Net loss, nine months ended April 30, 2009 (unaudited)	—	—	—	—	—	(3,922)	(3,922)

Balance at April 30, 2009 (unaudited)	—	$—	1,299,825	$20,793	$3,400	$(24,753)	$(560)

See accompanying notes to condensed financial statements

PINEL BAY CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			July 6,
			2006
			(Inception)
	For The Nine Months Ended		Through
	April 30,		April 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(3,922)	$(4,220)	$(24,753)
Adjustments to reconcile net loss to net cash
used in operating activities:
Contributed rent (Note 2)	900	900	3,400
Stock issued in exchange for services (Note 3)	646	547	1,193
Changes in operating assets and liabilities:
Accounts payable	—	-	—
Accrued liabilities	(2,700)	(2,300)	800
Net cash used in
operating activities	(5,076)	(5,073)	(19,360)

Cash flows from financing activities:
Proceeds from common stock sales (Note 3)	5,000	4,000	19,600
Net cash provided by
financing activities	5,000	4,000	19,600

Net change in cash	(76)	(1,073)	240

Cash, beginning of period	316	1,379	—

Cash, end of period	$240	$306	$240

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the nine months ended April 30, 2009 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of April 30, 2009, the Company has devoted substantially all of its efforts to financial planning and raising capital.

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

Note 3:  Shareholders’ Equity

During April 2009, the Company issued 7,325 shares of its common stock in exchange for EDGAR printing services totaling $293, or $0.04 per share.

During January 2009, the Company issued 8,825 shares of its common stock in exchange for EDGAR printing services totaling $353, or $0.04 per share.

Since July 2007, the Company has offered for sale 500,000 shares of its common stock at a price of $0.04 per share:

During April 2009, the Company sold 25,000 shares for proceeds of $1,000.

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

During April 2009, the Company sold 25,000 shares for proceeds of $1,000.

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

During April 2009, the Company issued 7,325 shares of its common stock in exchange for EDGAR printing services totaling $293, or $0.04 per share.

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

PINEL BAY CORPORATION (Registrant)

Date: June 5, 2009	By:	/s/ James B. Wiegand
James B. Wiegand President